Form 10-K
period 2007-12-31
VOLKSWAGEN AUTO LEASE TRUST 2006-A; VOLKSWAGEN AUTO LEASE/LOAN UNDERWRITTEN FUNDING, LLC
filed 2008-03-28
CIK 1369687, 1182534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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
Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). ☐ Yes     ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. ☑ Yes     ☐ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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

FORM 10-K
Item 1B. Unresolved Staff Comments.
PART II
Item 9A(T). Controls and procedures.
Item 9B. Other Information.
PART III
PART IV
Item 15. Exhibits and Financial Statement Schedules.
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).
Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).
Item 1117 of Regulation AB. Legal Proceedings.
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Item 1123 of Regulation AB. Servicer Compliance Statement.
SIGNATURES
EXHIBIT INDEX
Certification of Senior Officer in Charge of the Servicing Function
Report on Assessment of Compliance with Applicable Servicing Criteria
Report on Assessment of Compliance with Servicing Crieria
Attestation Report on Assessment of Compliance with the Servicing Criteria
Attestation Report on Assessment of Compliance with the Servicing Criteria
Annual Servicer Compliance Statement of the Servicer

FORM 10-K
PART 1
THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:

(A) Item 1	Business.
(B) Item 1A	Risk Factors.
(C) Item 2	Properties.
(D) Item 3	Legal Proceedings.
(E) Item 4	Submission of Matters to a Vote of Security Holders.
Item 1B. Unresolved Staff Comments.
Not Applicable.
PART II
THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:

(A) Item 5	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
(B) Item 6	Selected Financial Data.
(C) Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(D) Item 7A	Quantitative and Qualitative Disclosures About Market Risk.
(E) Item 8	Financial Statements and Supplementary Data.
(F) Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
(G) Item 9A	Controls and Procedures.
Item 9A(T). Controls and procedures
Not Applicable
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
Item 15. Exhibits and Financial Statement Schedules.
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
SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K:
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).
Not Applicable.
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).
Not Applicable.
Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).
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
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
The Servicer and the Indenture Trustee (collectively, the “Servicing Parties”) have each been identified by the Depositor as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (each, a “Servicing Assessment Report”), which Servicing Assessment Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicer and the Indenture Trustee has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm, which reports are also attached as exhibits to this Form 10-K. Neither the Indenture Trustee’s Servicing Assessment Report nor the Indenture Trustee’s Attestation Report has identified any material instance of noncompliance with the servicing criteria applicable to the Indenture Trustee.
The Servicer complied in all material respects with the servicing criteria applicable to it, except that on November  2, 2007 an error was discovered in the Monthly Servicer’s Certificates filed on May 21, 2007, June 20, 2007, July 20, 2007, August 20, 2007, September 20, 2007 and October 22, 2007. Line 113, the Actual Monthly Prepayment Speed, was incorrectly reported on the Monthly Servicer’s Certificates. On November 16, 2007, restated versions of the Monthly Servicer’s Certificates were delivered to the Indenture Trustee. On November 20, 2007, amendments to the Form 10-D were filed in order to replace the exhibit 99.1. In addition, on December 12, 2007 a process control deficiency was identified (and corrected December  18, 2007) in the calculation of the daily amount required to transfer to the collection account, however, sufficient funds were being transferred and there was no impact to the Noteholders.
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
March 28, 2008

VOLKSWAGEN AUTO LEASE TRUST 2006-A By: VW Credit, Inc., as Servicer
By:	/s/ Frank Witter
Frank Witter
President & CFO (senior officer in charge of the servicing function)

EXHIBIT INDEX

Exhibit 31	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with Applicable Servicing Criteria for Asset-Backed Securities of VW Credit, Inc.

Exhibit 33.2	Report on Assessment of Compliance with the Servicing Criteria for Asset-Backed Securities of Citibank, N.A.

Exhibit 34.1	Attestation Report on Assessment of Compliance with the Servicing Criteria for Asset-Backed Securities of Virchow Krause & Company, LLP, on behalf of VW Credit, Inc.

Exhibit 34.2	Attestation Report on Assessment of Compliance with the Servicing Criteria for Asset-Backed Securities of KPMG, on behalf of Citibank, N.A.

Exhibit 35.1	Annual Servicer Compliance Statement of the Servicer for the year ended December 31, 2007.